Form 10QSB
period 2000-09-30
CCB CORP
filed 2000-11-14
CIK 1122741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ________

Commission File Number: ___________


                                    CCB Corp.
                 (Name of Small Business Issuer in its charter)


Nevada                                                                33-0921221
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


23 Corporate Plaza, Suite 180, Newport Beach, California                   92663
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (949) 720-7320

                                   Copies to:

                              Thomas E. Stepp, Jr.
                             Stepp & Beauchamp, LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                                  949.660.9700
                             Facsimile: 949.660.9010


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 10, 2000, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                                    CCB CORP.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                               SEPTEMBER 30, 2000

                                    CCB CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET


                                                                   September 30,
                                                                       2000
                                                                     -------
                                                                   (unaudited)

ASSETS                                                               $    --
                                                                     =======

LIABILITIES AND STOCKHOLDER'S EQUITY
  Liabilities                                                        $    --
                                                                     -------

STOCKHOLDER'S EQUITY
  Preferred stock, $0.001 par value;
    10,000,000 shares authorized,
     No shares issued and outstanding
  Common stock, $0.001 par value;
    50,000,000 shares authorized,
    5,000,000 shares issued and outstanding                            5,000

  Deficit accumulated during
    the development stage                                             (5,000)
                                                                     -------
      Total stockholder's equity                                          --
                                                                     -------

      Total liabilities and stockholder's equity                     $    --
                                                                     =======


   The accompanying notes are an integral part of these financial statements.

                                    CCB CORP.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS


                                                                 July 6, 2000
                                                                (inception) to
                                                              September 30, 2000
                                                              ------------------
                                                                 (unaudited)
Revenue                                                          $        --

General and administrative expenses                                    5,000
                                                                 -----------

Loss from operations before provision for income taxes                (5,000)

Provision for income taxes                                                --
                                                                 -----------

Net loss                                                         $    (5,000)
                                                                 ===========

Net loss per share - basic and diluted                           $        --
                                                                 ===========

Weighted average number of common shares
 outstanding                                                       5,000,000
                                                                 ===========


   The accompanying notes are an integral part of these financial statements.

                                    CCB CORP.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
                 JULY 6, 2000 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (UNAUDITED)


                                                                                Deficit
                                                                              Accumulated
                                                         Common Stock          During the
                                                   -----------------------    Development
                                                     Shares        Amount        Stage          Total
                                                   ---------     ---------     ---------      ---------
Balance, July 6, 2000                                     --     $      --     $      --      $      --

Issuance of shares for services - July 6, 2000     5,000,000         5,000            --          5,000

Net loss                                                  --            --        (5,000)        (5,000)
                                                   ---------     ---------     ---------      ---------

Balance, September 30, 2000                        5,000,000     $   5,000     $  (5,000)     $      --
                                                   =========     =========     =========      =========


   The accompanying notes are an integral part of these financial statements.

                                    CCB CORP.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 JULY 6, 2000 (INCEPTION) TO SEPTEMBER 30, 2000
                                   (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(5,000)
  Stock issued for services                                               5,000
                                                                        -------
NET CASH USED IN OPERATING ACTIVITIES                                        --
                                                                        -------

CASH AND CASH EQUIVALENTS - July 6, 2000                                     --
                                                                        -------

CASH AND CASH EQUIVALENTS - September 30, 2000                          $    --
                                                                        =======


SUPPLEMENTAL INFORMATION:

     During the initial period July 6 to September 30, 2000, the Company paid no cash for interest or income taxes.


   The accompanying notes are an integral part of these financial statements.

                                    CCB CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 1 -  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Nature of Operations

          CCB Corp. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") NO. 7. The Company was incorporated under the laws of the state of Nevada on July 6, 2000.

          Unaudited Information

          In the opinion of management, the accompanying unaudited financial statements include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the Company's balance sheet, results of operations and cash flows for the periods presented. The results of the operations for the period ended September 30, 2000 may not be indicative of the total results for the full year.

          Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          Income Taxes

          Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

          Earnings Per Share

          The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2000, the Company has no securities that would effect loss per share if they were to be dilutive.

                                    CCB CORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Comprehensive Income

          SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

NOTE 2 -  INCOME TAXES

          The components of the provision for income taxes for the period from July 6, 2000 (inception) to September 30, 2000, are as follows:

          Current Tax Expense
            U.S. Federal                                 $          --
            State and Local                                         --
                                                         -------------
          Total Current                                             --
                                                         -------------

          Deferred Tax Expense
            U.S. Federal                                            --
            State and Local                                         --
                                                         -------------
          Total Deferred                                            --
                                                         -------------

          Total Tax Provision (Benefit) from
            Continuing Operations                        $          --
                                                         =============

          The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

          Federal Income Tax Rate                                34.0%
          Effect of Valuation Allowance                         (34.0)%
                                                                -----
          Effective Income Tax Rate                               0.0%
                                                                =====

          At September 30, 2000, the Company had net carryforward losses of $6,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

                                    CCB ORP.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 2 -  INCOME TAXES

          Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2000 are as follows:

                    Deferred Tax Assets
          Loss Carryforwards                                  $ 1,700

          Less:  Valuation Allowance                           (1,700)
                                                              -------
          Net Deferred Tax Assets                             $    --
                                                              =======

          Net operating loss carryforwards expire in 2020.

NOTE 3 -  COMMON STOCK

          On July 6, 2000, the Company issued 6,000,000 shares of common stock for services valued at $6,000.

Item 2. Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Our Business. We were incorporated on July 6, 2000, as a development stage or shell corporation that seeks to identify and complete a merger or acquisition with a private entity whose business presents an opportunity for our shareholder. We will review and evaluate business ventures for possible mergers or acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction. Further, our objectives, discussed herein, are extremely general and are not intended to restrict our discretion.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

We have no plans or arrangements proposed or under consideration for the issuance or sale of additional securities, prior to the identification of a business opportunity. Consequently, we anticipate that we will initially be able to participate in only one business opportunity, due primarily to our limited capital. The resulting lack of diversification should be considered a substantial risk, as we will not be able to offset potential losses from one venture against gains from another.

Competition. We will be involved in intense competition with other business entities, many of which will have a competitive edge over us by virtue of their stronger financial resources and prior experience in business. We cannot assure you we will be successful in obtaining suitable business opportunities.

Employees. We are a development stage company and currently have no employees. Our executive officers will devote only such time to our affairs as they deem appropriate, which is estimated to be approximately five (5) hours per month. We expect to use consultants, attorneys, and accountants, as necessary, and do not anticipate a need to engage any full-time employees so long as we are identifying and evaluating businesses. The need for employees and their availability will be considered in connection with a decision whether or not to acquire or participate in a specific business venture.

Results of Operations. We have not yet realized any revenue from operations, nor do we expect to in the foreseeable future.

Liquidity and Capital Resources. We have cash of $0.00 as of September 30, 2000. Mark Jacques, our sole officer and director, has paid our expenses since our formation, and we anticipate that Mr. Jacques will continue to pay our expenses.

We have no commitment for any capital expenditure and do not expect any in the foreseeable future. However, we will incur routine fees and expenses incident to our reporting duties as a public company, and we will incur expenses in finding and investigating possible acquisitions and other fees and expenses in the event we make an acquisition or attempt to but are unable to complete an acquisition. Our cash requirements for the next 12 months include accounting expenses and other expenses relating to preparing filings required pursuant to the Securities Exchange Act of 1934 ("Exchange Act"). Those expenses should not exceed $10,000 over the next twelve months. Any travel, lodging or other expenses which may arise related to finding, investigating and attempting to complete a combination with one or more potential acquisitions could also amount to thousands of dollars.

Should existing management or shareholders refuse to advance needed funds, however, we would be forced to turn to outside parties to either loan money to us or buy our securities. We cannot assure you that we will be able at need to raise necessary funds from outside sources. Such a lack of funds could result in severe consequences to the Company, including among others:

     o failure to make timely filings with the SEC as required by the Exchange Act, which would also probably result in suspension of trading or quotation in our stock and could result in fines and penalties to us under the Exchange Act;

     o curtailing or eliminating our ability to locate and perform suitable investigations of potential acquisitions; or

     o inability to complete a desirable acquisition due to lack of funds to pay legal and accounting fees and acquisition-related expenses.

Plan of Operation for the Next Twelve Months. Our plan of operation over the next twelve months is to seek and, if possible, acquire an operating business or valuable assets by entering into a business combination. Our main purpose and goal is to locate and consummate a merger or acquisition with a private entity. Our directors will be compensated with stock of any surviving company subsequent to a merger or acquisition with a private entity.

We will review and evaluate business opportunities for possible mergers or acquisitions. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

A decision to participate in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity's management and personnel, assets, the anticipated acceptability of products or marketing concepts, the merit of a business plan, and numerous other factors, which are difficult, if not impossible, to analyze using any objective criteria.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as we have only limited resources, it may be difficult to find favorable opportunities. We cannot assure you that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to us and our shareholders. We will select any potential business opportunity based on our management's business judgment.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Newport Beach, California, on November 13, 2000.


                                 CCB Corp.
                                 a Nevada corporation


                                 By:  /s/ Mark Jacques
                                      -----------------------------------------
                                      Mark Jacques
                                 Its: President, Secretary, Treasurer, Director