Form 10QSB
period 2001-03-31
CCB CORP
filed 2001-05-21
CIK 1122741

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                 to
                                          -----------------    -----------------

Commission File Number: 000-31445

                                    CCB Corp.
                                    ---------
                 (Name of Small Business Issuer in its charter)

Nevada                                                                33-0921221
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

23 Corporate Plaza, Suite 180, Newport Beach, California                   92663
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number: (949) 720-7320




                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of May 20, 2001, there were 5,000,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                          INDEX TO QUARTERLY REPORT ON
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                                                         PAGE
                                                                       --------


PART I -      FINANCIAL INFORMATION...........................................3

Item 1.       Condensed Financial Statements (Unaudited)......................3

Condensed Balance Sheet at March 31, 2001.....................................3
Condensed Statement of Operations for the three months ended March 31, 2001...4 Condensed Statement of Cash Flows for the three months ended March 31, 2001...5
Notes to the Condensed Financial Statements...................................6


Item 2.       Management's  Discussion  and  Analysis  of  Financial
              Condition and Results of Operations.............................7


PART II - OTHER INFORMATION..................................................10


SIGNATURE....................................................................11

PART I -      FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements (Unaudited)



                                   CCB CORP.
                          (a development stage company)

                             CONDENSED BALANCE SHEET

                                 March 31, 2001

                                   (unaudited)



                                     ASSETS

ASSETS                                                       $            ---
                                                             ================


                      LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
   Accounts payable                                          $            800
                                                             ----------------

       Total current liabilities                                          800
                                                             ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT
   Preferred stock, $0.001 par value
     10,000,000 shares authorized
     No shares issued or outstanding
   Common stock, $0.001 par value;
     50,000,000 shares authorized,
     5,000,000 shares issued and outstanding                            5,000
   Additional paid-in capital                                           2,909
   Accumulated deficit                                                 (8,709)
                                                             ----------------

       Total stockholder's deficit                                       (800)
                                                             ----------------

         Total liabilities and stockholder's deficit         $            ---
                                                             ================


See the accompanying notes to these financial statements

                                    CCB CORP.
                          (a development stage company)

                        CONDENSED STATEMENT OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2001

                                   (unaudited)




REVENUE                                                         $            ---

GENERAL AND ADMINISTRATIVE EXPENSE                                        3,209
                                                               -----------------

LOSS FROM OPERATIONS BEFORE PROVISION FOR INCOME TAXES                   (3,209)

PROVISION FOR INCOME TAXES                                                  ---
                                                               -----------------

NET LOSS                                                        $        (3,209)
                                                               =================


BASIC LOSS PER SHARE                                            $          (.00)
                                                               =================

DILUTIVE LOSS PER SHARE                                         $          (.00)
                                                               =================

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                      5,000,000




See the accompanying notes to these financial statements

                                    CCB CORP.
                          (a development stage company)

                        CONDENSED STATEMENT OF CASH FLOWS

                        THREE MONTHS ENDED MARCH 31, 2001

                                   (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                          $          (3,209)
   Adjustments to reconcile net loss to net cash used in operating activities
     Goods and services provided in exchange for additional paid-in capital                      2,409
     Changes in assets and liabilities
       Increase in accounts payable                                                                800
                                                                                     -----------------

         Net cash used in operating activities                                                     ---
                                                                                     -----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                          ---

CASH AND CASH EQUIVALENTS, beginning of period                                                     ---
                                                                                     -----------------

CASH AND CASH EQUIVALENTS, end of period                                             $             ---
                                                                                     =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the period for interest                                          $            ---
   Cash paid during the period for income taxes                                      $            ---


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS
   During the period ended March 31, 2001, the Company recorded legal and accounting expense of $2,709 and $500, respectively, and additional paid-in capital of $2,409 for services provided by a stockholder.


See the accompanying notes to these financial statements

                                    CCB CORP.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



NOTE 1 - COMPANY OPERATIONS

         In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of CCB Corp. as of March 31, 2001, results of operations and cash flows for the three month period ended March 31, 2001. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of those to be expected for the entire year. The accompanying financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

         CCB Corp. (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on July 6, 2000.

         The Company has experienced net losses since its inception and had an accumulated deficit of approximately $8,700 at March 31, 2001. Such losses are attributable to cash losses resulting from costs incurred in the development of the Company's services and infrastructure. The Company expects operating losses to continue for the foreseeable future as it continues to develop and promote its services.


NOTE 2 - INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"). This statement mandates the liability method of accounting for deferred income taxes and permits the recognition of deferred tax assets subject to an ongoing assessment of realizability.

   The components of the Company's income tax provision consist of:

   Federal taxes (deferred) net operating loss benefit        $          (1,100)
   Change in valuation account                                            1,100
                                                               -----------------

                                                              $              ---
                                                               =================


         Deferred income taxes are provided for timing differences in the recognition of certain income and expense items for tax and financial statement purposes. The tax effect of the temporary differences giving rise to the Company's deferred tax assets and liabilities as of March 31, 2001 are as follows:

    Deferred income taxes
        Net operating loss benefit                      $          1,100
        Valuation allowance                                       (1,100)
                                                        ----------------

                                                        $            ---
                                                        ================

         The Company has federal net operating loss carryforwards of approximately $5,000 that will expire through 2020.

         The Company's tax reporting year end is December 31st. If the Company has a net operating loss carryforward from operations for the year ended December 31, 2001, it will expire in 2021.


NOTE 3 - RELATED PARTY TRANSACTIONS

         The Company has recorded legal and accounting fees of $2,709 and $500, respectively. These services were paid for by the Company's president. The president has waived reimbursement of the legal and accounting services paid for and has considered them as additional paid-in capital.


NOTE 4 - PREFERRED STOCK

         The Company is authorized to issues up to 10,000,000 shares of $0.001 par value preferred stock. The Board of Directors has the authority to issue the preferred stock, in one or more series, and to fix the rights, preferences, privileges and restrictions thereof without any further vote by the holders of common stock.

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

Results of Operations. We have not yet realized any revenue from operations, nor do we expect to in the foreseeable future. For the three-month period ended March 31, 2001, operating expenses totaled $3,209, which are for general and administrative expenses.

Liquidity and Capital Resources. We have cash of $0.00 as of March 31, 2001. Mark Jacques, our sole officer and director, has paid our expenses since our formation, and we anticipate that Mr. Jacques will continue to pay our expenses.

At March 31, 2001, we had current liabilities of $800, which is represented by accounts payable.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

None.

Item 2. Changes in Securities.
-------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CCB Corp.
                         a Nevada corporation


May 20, 2001    By:      /s/ Mark Jacques
                         --------------------------------------------
                         Mark Jacques, President, Secretary, Treasurer, Director